Form 10QSB
period 1995-06-30
ENEX OIL & GAS INCOME PROGRAM II-5 L P
filed 1995-08-11
CIK 769501

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


          [X] QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

                                    OR

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from...............to...............

                      Commission file number 0-14252

                ENEX OIL & GAS INCOME PROGRAM II - 5, L.P.
     (Exact name of small business issuer as specified in its charter)

                         Texas                      76-0098592
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

                     Suite 200, Three Kingwood Place
                         Kingwood, Texas  77339
                (Address of principal executive offices)


                      Registrant's telephone number:
                              (713) 358-8401


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes x      No




                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM II - 5, L.P.
BALANCE SHEET

                                                               JUNE 30,
ASSETS                                                           1995
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                      $         571
  Accounts receivable - oil & gas sales                            28,156
  Other current assets                                                508

Total current assets                                               29,235

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & fac                4,209,655
  Less  accumulated depreciation and depletion                  4,121,148

Property, net                                                      88,507


TOTAL                                                       $     117,742

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                         $      13,378
   Payable to general partner                                       5,383

Total current liabilities                                          18,761

PARTNERS' CAPITAL:
   Limited partners                                                96,163
   General partner                                                  2,818

Total partners' capital                                            98,981

TOTAL                                                       $     117,742








See accompanying notes to financial statements.

                                  I-1

ENEX OIL & GAS INCOME PROGRAM II - 5, L.P.
STATEMENTS OF OPERATIONS


(UNAUDITED)                      QUARTER ENDED           SIX MONTHS ENDED

                              JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                 1995         1994         1995         1994

REVENUES:
  Oil and gas sales       $    23,596   $   22,737   $   34,157   $    29,094

EXPENSES:
  Depreciation and depletion    6,296        5,907        9,484         7,968
  Lease operating expenses      7,013        5,818       11,884        13,943
  Production taxes              1,214        1,326        1,836         1,866
  General and administrative    3,878        5,234        8,114         9,141

Total expenses                 18,401       18,285       31,318        32,918

NET INCOME (LOSS)         $     5,195   $    4,452   $    2,839   $    (3,824)




























See accompanying notes to financial statements.

                                        I-2


CASH AT END OF PERIOD
ENEX OIL & GAS INCOME PROGRAM II - 5, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.



Item 2. Management's Discussion and Analysis or Plan of Operation.

Second Quarter 1995 Compared to Second Quarter 1994

Oil and gas sales for the second quarter increased from $22,737 in 1994 to $23,596 in 1995. This represents an increase of $859 (4%). Oil sales increased by $5,828 or 44%. A 33% increase in oil production increased sales by $4,462, while an 8% increase in average oil prices increased sales by an additional $1,366. Gas sales decreased by $4,969 or 53%. A 38% decrease in average gas prices reduced sales by $2,769, while a 24% decrease in gas production reduced sales by an additional $2,200. The changes in average prices correspond with changes in the overall market for the sale of oil and gas. The higher oil production was primarily due to the receipt of revenues from the Hanson acquisition, which were produced in 1994. The decrease in gas production was primarily the result of natural production declines, which were especially pronounced on the Hanson acquisition.

Lease operating expenses for the second quarter increased from $5,818 in 1994 to $7,013 in 1995. The increase of $1,195 (21%) is primarily due to the increase in oil production, noted above.

Depreciation and depletion expense increased from $5,907 in the second quarter of 1994 to $6,296 in the second quarter of 1995. This represents an increase of $389 (7%). A 3% increase in the depletion rate increased depreciation and depletion expense by $163. The changes in production, noted above, increased depreciation and depletion expense by an additional $226. The increase in the depletion rate was primarily a result of a downward revision of the gas reserves at December 31, 1994, partially offset by an upward revision of the oil reserves.

General and administrative expenses for the second quarter decreased from $5,234 in 1994 to $3,878 in 1995. This decrease of $1,356 (26%) is primarily due to less staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to First Six Months in 1994

Oil and gas sales for the first six months increased from $29,094 in 1994 to $34,157 in 1995. This represents an increase of $5,063 (17%). Oil sales increased by $12,757 or 102%. A 76% increase in oil production increased sales by $9,522, while a 15% increase in average oil prices increased sales by an additional $3,235. Gas sales decreased by $7,694 or 46%. A 39% decrease in average gas prices reduced sales by $5,728, while a 12% decrease in gas production reduced sales by an additional $1,966.
The changes in average prices correspond with changes in the overall market for the sale of oil and gas. The higher oil production was primarily due to the receipt of revenues from the Hanson acquisition, which were produced in 1994 and due to the shut-in of production in 1994 from the Arco-Hampton wells in the Hanson acquisition for a recompletion which was successfully completed in the first quarter of 1994. The decrease in gas production was primarily the result of natural production declines, which were especially pronounced on the Hanson acquisition.

Lease operating expenses decreased from $13,943 in 1994 to $11,884 in 1995. The decrease of $2,059 (15%) is primarily due to costs incurred to workover a well in the Hanson acquisition during the first quarter of 1994.

Depreciation and depletion expense increased from $7,968 in the first six months of 1994 to $9,484 in the first six months of 1995. This represents an increase of $1,516 (19%). The changes in production, noted above, increased depreciation and depletion expense by $1,760. This increase was partially offset by a 3% decrease in the depletion rate. The decrease in the depletion rate was primarily a result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves at December 31, 1994.

General and administrative expenses in the first six months decreased from $9,141 in 1994 to $8,114 in 1995. This decrease of $1,027 (11%) is primarily due to less staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount and net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1994 to 1995 and primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company discontinued the payment of distributions during 1990. In July 1993, the Company reinstated distributions to its limited partners. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

As of June 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

PART II.  OTHER INFORMATION

        Item 1.Legal Proceedings.

            None

        Item 2.Changes in Securities.

            None

        Item 3.Defaults Upon Senior Securities.

            Not Applicable

        Item 4.Submission of Matters to a Vote of Security Holders.

            Not Applicable

        Item 5.Other Information.

            Not Applicable

        Item 6.Exhibits and Reports on Form 8-K.

            (a)  There are no exhibits to this report.

            (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1995.


                                SIGNATURES


             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ENEX OIL & GAS INCOME
                                                   PROGRAM II - 5, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




August 11, 1995                                By: /s/ James A. Klein
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer






                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ENEX OIL & GAS INCOME
                                           PROGRAM II - 5, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                     By:
                                               R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer




August 11, 1995                      By:
                                                James A. Klein
                                            Controller and Chief
                                             Accounting Officer