Form 10QSB
period 1995-09-30
ENEX OIL & GAS INCOME PROGRAM II-5 L P
filed 1995-11-13
CIK 769501

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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
BALANCE SHEET
--------------------------------------------------------------------------------

                                                                   September 30,
ASSETS                                                                 1995
                                                                   -------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash .......................................................        $    3,035
  Accounts receivable - oil & gas sales ......................            23,846
  Other current assets .......................................               508
                                                                      ----------

Total current assets .........................................            27,389
                                                                      ----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities ......         4,209,654
  Less  accumulated depreciation and depletion ...............         4,125,777
                                                                      ----------

Property, net ................................................            83,877
                                                                      ----------


TOTAL ........................................................        $  111,266
                                                                      ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable ..........................................        $   10,619
                                                                      ----------

PARTNERS' CAPITAL:
   Limited partners ..........................................            97,829
   General partner ...........................................             2,818
                                                                      ----------

Total partners' capital ......................................           100,647
                                                                      ----------

TOTAL ........................................................        $  111,266
                                                                      ==========


See accompanying notes to financial statements.
--------------------------------------------------------------------------------


ENEX OIL & GAS INCOME PROGRAM II - 5, L.P.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------


(UNAUDITED)                            QUARTER ENDED             NINE MONTHS ENDED
                             ----------------------------    -------------------------
                             September 30,  September 30,  September 30, September 30,
                                 1995           1994           1995          1994
                             -------------  -------------  ------------- -------------

REVENUES:
  Oil and gas sales ........      $16,206      $18,657      $50,363      $47,751
                                  -------      -------      -------      -------

EXPENSES:
  Depreciation and depletion        4,629        4,708       14,113       12,676
  Lease operating expenses .        4,221        4,930       16,105       18,873
  Production taxes .........          984        1,000        2,820        2,866
  General and administrative        4,707        4,611       12,821       13,752
                                  -------      -------      -------      -------

Total expenses .............       14,541       15,249       45,859       48,167
                                  -------      -------      -------      -------

NET INCOME (LOSS) ..........      $ 1,665      $ 3,408      $ 4,504      $  (416)
                                  =======      =======      =======      =======





See accompanying notes to financial statements.
--------------------------------------------------------------------------------------


ENEX OIL AND GAS INCOME PROGRAM II - 5, L.P.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------

(UNAUDITED)
                                                            NINE MONTHS ENDED
                                                      -----------------------------
                                                      September 30,   September 30,
                                                          1995            1994
                                                      -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..................................      $  4,504        $  (416)
                                                          --------        --------

Adjustments to reconcile net income (loss) to net
cash
   provided by operating activities:
  Depreciation and depletion .......................        14,113         12,676
(Increase) decrease in:
  Accounts receivable - oil & gas sales ............       (10,771)         5,853
  Other current assets .............................          --             (125)
(Decrease) in:
   Accounts payable ................................        (2,759)       (10,865)
   Payable to general partner ......................        (2,537)        (4,483)
                                                            -------       --------

Total adjustments ..................................        (1,954)         3,056
                                                           --------       --------

Net cash provided by operating activities ..........         2,550          2,640
                                                           --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits - development costs          (203)         2,171
                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions ..............................          --          (33,060)
                                                           --------       --------

NET INCREASE (DECREASE) IN CASH ....................         2,347        (28,249)

CASH AT BEGINNING OF YEAR ..........................           687         28,249
                                                           --------       --------

CASH AT END OF PERIOD ..............................      $  3,034        $  --
                                                          =========       ========



See accompanying notes to financial statements.
------------------------------------------------------------------------------------

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1994

Oil and gas sales for the third quarter decreased from $18,657 in 1994 to $16,206 in 1995. This represents a decrease of $2,451 (13%). Oil sales decreased by $5,681 or 41%. A 68% decrease in oil production reduced sales by $9,411, while an 8% increase in average oil prices increased sales by an additional $1,366. Gas sales increased by $3,230 or 66%. A 21% increase in average gas prices increased sales by $1,436, while a 36% increase in gas production increased sales by an additional $1,794. The changes in average prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines which were especially pronounced on the Hanson acquisition. The increase in gas production was primarily the result of the shut-in of production in the third quarter of 1994 to perform a workover on the Arco-Hampton wells in the Hanson acquisition.

Lease operating expenses for the third quarter decreased from $4,930 in 1994 to $4,221 in 1995. The decrease of $709 (14%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased from $4,708 in the third quarter of 1994 to $4,629 in the third quarter of 1995. This represents a decrease of $79 (2%). The changes in production, noted above, reduced depreciation and depletion expense by $1,978. This decrease was partially offset by 70% increase in the depletion rate. The increase in the depletion rate was primarily a result of a downward revision of the gas reserves at December 31, 1994 coupled with relatively higher production from properties with a higher depletion rate.

General and administrative expenses for the third quarter increased from $4,611 in 1994 to $4,707 in 1995. This increase of $96 (2%) is primarily due to more staff time being required to manage the Company's operations.


First Nine Months in 1995 Compared to First Nine Months in 1994

Oil and gas sales for the first nine months increased from $47,751 in 1994 to $50,363 in 1995. This represents an increase of $2,612 (5%). Oil sales increased by $7,076 or 27%. A 27% increase in oil production increased sales by $5,354, while a 5% increase in average oil prices increased sales by an additional $1,722. Gas sales decreased by $4,464 or 21%. A 22% decrease in average gas prices reduced sales by $4,932. This decrease was partially offset by a 2% increase in gas production. The changes in average prices correspond with changes in the overall market for the sale of oil and gas. The higher oil and gas production was primarily due to the receipt of revenues from the Hanson acquisition, which were produced in 1994 and due to the shut-in of production in 1994 from the Arco-Hampton wells in the Hanson acquisition for a recompletion which was successfully completed in 1994.

Lease operating expenses decreased from $18,873 in 1994 to $16,105 in 1995. The decrease of $2,768 (15%) is primarily due to costs incurred to workover a well in the Hanson acquisition during 1994.

Depreciation and depletion expense increased from $12,676 in the first nine months of 1994 to $14,113 in the first nine months of 1995. This represents an increase of $1,437 (11%). The changes in production, noted above, increased depreciation and depletion expense by $1,760. This increase was partially offset by a 3% decrease in the depletion rate. The decrease in the depletion rate was primarily a result of an upward revision of the oil reserves at December 31, 1994, partially offset by a downward revision of the gas reserves at December 31, 1994.

General and administrative expenses in the first nine months decreased from $13,752 in 1994 to $12,821 in 1995. This decrease of $931 (7%) is primarily due to less staff time being required to manage the Company's operations.


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

As of September 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings.

                   None

         Item 2.   Changes in Securities.

                   None

         Item 3.   Defaults Upon Senior Securities.

                   Not Applicable

         Item 4.   Submission of Matters to a Vote of Security Holders.

                   Not Applicable

         Item 5.   Other Information.

                   Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a)  There are no exhibits to this report.

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                       PROGRAM II - 5, L.P.
                                                       --------------------
                                                           (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                           General Partner



                                                     By: /s/ R. E. Densford
                                                        -------------------
                                                             R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                              Officer




November 11, 1995                                     By: /s/ James A. Klein
                                                         -------------------
                                                             James A. Klein
                                                          Controller and Chief
                                                           Accounting Officer