Form 10QSB
period 1996-03-31
ENEX OIL & GAS INCOME PROGRAM II-5 L P
filed 1996-05-14
CIK 769501

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-14252

                  ENEX OIL & GAS INCOME PROGRAM II - 5, L.P.
       (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0098592
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                             Kingwood, Texas 77339
                   (Address of principal executive offices)

                   Issuer's telephone number  (713) 358-8401


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
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                    MARCH 31,
ASSETS                                                                 1995
                                                              ----------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash                                                        $       5,037
  Accounts receivable - oil & gas sales                              25,094
  Other current assets                                                  508
                                                              --------------

Total current assets                                                 30,639
                                                              --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities           4,209,652
  Less  accumulated depreciation and depletion                    4,137,193
                                                              --------------

Property, net                                                        72,459
                                                              --------------


TOTAL                                                         $     103,098
                                                              ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                           $      13,378
   Payable to general partner                                         4,629
                                                              --------------

Total current liabilities                                            18,007
                                                              --------------

PARTNERS' CAPITAL:
   Limited partners                                                  82,273
   General partner                                                    2,818
                                                              --------------

Total partners' capital                                              85,091
                                                              --------------

TOTAL                                                         $     103,098
                                                              ==============







See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 5, L.P.
STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------


(UNAUDITED)                                   THREE MONTHS ENDED
                                       ------------------------------

                                         MARCH 31,        MARCH 31,
                                           1996             1995
                                       -------------     ------------

REVENUES:
  Oil and gas sales                    $     14,470      $    10,561
                                       -------------     ------------

EXPENSES:
  Depreciation and depletion                  3,115            3,188
  Lease operating expenses                    3,769            4,871
  Production taxes                              903              622
  General and administrative                  7,914            4,236
                                       -------------     ------------

Total expenses                               15,701           12,917
                                       -------------     ------------

NET LOSS                               $     (1,231)     $    (2,356)
                                       =============     ============



See accompanying notes to financial statements.
- ------------------------------------------------------------------------------


ENEX OIL AND GAS INCOME PROGRAM II - 5, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                        THREE MONTHS ENDED

                                                  MARCH 31,          MARCH 31,
                                                    1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $   (1,231)         $  (2,356)

Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and depletion                         3,115              3,188
(Increase) decrease in:
  Accounts receivable - oil & gas sales             (6,595)            (3,646)
  Other current assets                                 (18)                 -
Increase in:
   Payable to general partner                        3,680              2,975

Total adjustments                                      182              2,517

Net cash provided (used) by operating activities    (1,049)               161

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property credits - development costs                35                  -

NET INCREASE (DECREASE) IN CASH                     (1,014)               161

CASH AT BEGINNING OF PERIOD                          6,051                687

CASH AT END OF PERIOD                           $    5,037            $   848





See accompanying notes to financial statements.

ENEX OIL & GAS INCOME PROGRAM II - 5, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

Item 2Management's Discussion and Analysis or Plan of Operation.


First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter increased from $10,561 in 1995 to $14,470 in 1996. This represents an increase of $3,909 (37%). Oil sales increased by $308 or 5%. A 12% increase in average oil prices increased sales by $689. This increase was partially offset by a 6% decrease in oil production. Gas sales increased by $3,601 or 80%. A 45% increase in average gas prices increased sales by $2,509. A 24% increase in gas production increased sales by an additional $1,092. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to the shut-in of production from the Hanson acquisition to perform a workover in the first quarter of 1995, partially offset by natural production declines. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $4,871 in 1995 to $3,769 in 1996. The decrease of $1,102 (23%) is primarily due to workover costs incurred in the first quarter of 1995 on the Arco Hampton wells in the Hanson acquisition.

Depreciation and depletion expense decreased from $3,188 in the first quarter of 1995 to $3,115 in the first quarter of 1996. This represents a decrease of $73 (2%). A 12% decrease in the depletion rate reduced depreciation and depletion expense by $441. This decrease was partially offset by the changes in production, noted above. The rate decrease was primarily a result of upward revisions of the oil and gas reserves at December 31, 1995.

General and administrative expenses increased from $4,236 in 1995 to $7,914 in 1996. This increase of $3,678 (46%) is primarily due a $2,117 increase in direct expenses incurred by the Company coupled with more staff time being required to manage the Company's operations in 1996.

CAPITAL RESOURCES AND LIQUIDITY

The Company discontinued the payment of distributions during 1990. Distributions were reinstated in 1993 and were made to limited partners on July 31, 1993 and January 31, 1994. Future distributions are dependent upon, among other things, future prices received for oil and gas remaining at satisfactory levels. The Company will continue to recover its reserves in 1996. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

             (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                     PROGRAM II - 5, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer