Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM II-5 L P
filed 1996-08-14
CIK 769501

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

Transitional Small Business Disclosure Format (Check one):

                                Yes        No x

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM II - 5, L.P.
BALANCE SHEET
- ----------------------------------------------------------------------------

                                                           JUNE 30,
ASSETS                                                       1996
                                                       ------------------
                                                         (Unaudited)
CURRENT ASSETS:
  Cash ................................................   $   39,591
  Accounts receivable - oil & gas sales ...............       25,082
  Other current assets ................................          508
                                                          ----------

Total current assets ..................................       65,181
                                                          ----------

OIL & GAS PROPERTIES
  (Successful  efforts accounting method) -
   Proved mineral interests and related
   equipment & facilities 4,120,403
  Less  accumulated depreciation and depletion ........    4,049,938
                                                          ----------

Property, net .........................................       70,465
                                                          ----------


TOTAL .................................................   $  135,646
                                                          ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable ...................................   $   13,378
   Payable to general partner .........................        1,932
                                                          ----------

Total current liabilities .............................       15,310
                                                          ----------

PARTNERS' CAPITAL:
   Limited partners ...................................      117,518
   General partner ....................................        2,818
                                                          ----------

Total partners' capital ...............................      120,336
                                                          ----------

TOTAL .................................................   $  135,646
                                                          ==========








See accompanying notes to financial statements.
- ------------------------------------------------------------------------


ENEX OIL & GAS INCOME PROGRAM II - 5, L.P.
STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------


(UNAUDITED)                         QUARTER ENDED       SIX MONTHS ENDED
                                --------------------   ---------------------

                                 JUNE 30,   JUNE 30,   JUNE 30,    JUNE 30,
                                   1996       1995       1996        1995
                                ---------   --------   ---------   ---------

REVENUES:
  Oil and gas sales .........   $ 12,745    $ 23,596   $ 27,215    $ 34,157
                                --------    --------   --------    --------

EXPENSES:
  Depreciation and depletion       1,969       6,296      5,084       9,484
  Lease operating expenses ..      1,993       7,013      5,762      11,884
  Production taxes ..........        779       1,214      1,682       1,836
  General and administrative       8,245       3,878     16,159       8,114
                                --------    --------   --------    --------

Total expenses ..............     12,986      18,401     28,687      31,318
                                --------    --------   --------    --------

INCOME (LOSS) FROM OPERATIONS       (241)      5,195     (1,472)      2,839
                                --------    --------   --------    --------

OTHER INCOME:
  Gain from sale of property      35,486        --       35,486        --
                                --------    --------   --------    --------

NET INCOME ..................   $ 35,245    $  5,195   $ 34,014    $  2,839
                                ========    ========   ========    ========





See accompanying notes to financial statements.
- -----------------------------------------------------------------------


ENEX OIL AND GAS INCOME PROGRAM II - 5, L.P.
STATEMENTS OF CASH FLOWS
- -----------------------------------------------------------------------------

(UNAUDITED)
                                                          SIX MONTHS ENDED
                                                     ---------------------

                                                       JUNE 30,   JUNE 30,
                                                        1996       1995
                                                     ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .........................................   $ 34,014    $  2,839
                                                       --------    --------

Adjustments  to  reconcile   net  income  to
    net  cash  provided  by  operating
   activities:
  Depreciation and depletion .......................      5,084       9,484
  Gain on sale of property .........................    (35,486)       --
(Increase) in:
  Accounts receivable - oil & gas sales ............     (6,583)    (15,081)
  Other accounts receivable ........................        (18)       --
Increase in:
   Payable to general partner ......................        983       2,846
                                                       --------    --------

Total adjustments ..................................    (36,020)     (2,751)
                                                       --------    --------

Net cash provided by operating activities ..........     (2,006)         88
                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits - development costs         60        (204)
    Proceeds from sale of property .................     35,486        --
                                                       --------    --------

Net cash provided (used) by investing activities ...     35,546        (204)
                                                       --------    --------

NET INCREASE (DECREASE) IN CASH ....................     33,540        (116)

CASH AT BEGINNING OF YEAR ..........................      6,051         687
                                                       --------    --------

CASH AT END OF PERIOD ..............................   $ 39,591    $    571
                                                       ========    ========




See accompanying notes to financial statements.
- ----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 5, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.


2. In May, 1996, the limited partners of the Company voted to liquidate the Company upon the sale of its remaining oil and gas properties. The pending sale of the Hanson acquisition was not consummated due to funding problems experienced by the potential buyer. The General Partner of the Company has continued to search for a suitable buyer of all of the Company's properties and anticipates final liquidation of the Company in the near future.

3. Effective May 1, 1996, the Company sold its interests in the Newport acquisition for $35,486. A gain of $35,486 was recognized on the sale.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter decreased to $12,745 in 1996 from $23,596 in 1995. This represents a decrease of $10,851 (46%). Oil sales decreased by $13,165 or 69%. A 73% decrease in oil production decreased sales by $13,922. This decrease was partially offset by a 14% increase in the average oil sales price. Gas sales increased by $2,314 or 52%. A 106% increase in the average gas sales price increased sales by $3,475. This increase was partially offset by a 26% decrease in gas production. The production decreases were primarily the result of the sale of the Newport acquisition effective May 1, 1996.

Lease operating expenses for the second quarter decreased to $1,993 in 1996 from $7,013 in 1995. The decrease of $5,020 (72%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $1,969 in the second quarter of 1996 from $6,296 in the second quarter of 1995. This represents a decrease of $4,327 (69%). A 31% decrease in the depletion rate decreased depreciation and depletion expense by $873. The changes in production, noted above, decreased depreciation and depletion expense by an additional $3,454. The rate decrease was primarily a result of upward revisions of the oil and gas reserves during December 1995.

Effective May 1, 1996, the Company sold its interests in the Newport acquisition for $35,486. A gain of $35,486 was recognized on the sale.

General and administrative expenses for the second quarter increased to $8,245 in 1996 from $3,878 in 1995. This increase of $4,367 is primarily due to more staff time being required to manage the Company's operations.


First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months decreased to $27,215 in 1996 from $34,157 in 1995. This represents a decrease of $6,942 (20%). Oil sales decreased by $12,857 or 51%. A 57% decrease in oil production decreased sales by $14,269. This decrease was partially offset by a 13% increase in the average oil sales price. Gas sales increased by $5,915 or 66%. A 75% increase in the average gas sales price increased sales by $6,369. This increase was partially offset by a 5% decrease in gas production. The production decreases were primarily the result of the sale of the Newport acquisition effective May 1, 1996.

Lease operating expenses decreased to $5,762 in 1996 from $11,884 in 1995. The decrease of $6,122 (52%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $5,084 in the first six months of 1996 from $9,484 in the first six months of 1995. This represents a decrease of $4,400 (46%). The changes in production, noted above, reduced depreciation and depletion expense by $3,183. A 19% decrease in the depletion rate reduced depreciation and depletion expense by an additional $1,217. The rate decrease was primarily a result of upward revisions of the oil and gas reserves during December 1995.

Effective May 1, 1996, the Company sold its interests in the Newport acquisition for $35,486. A gain of $35,486 was recognized on the sale.

General and administrative expenses in the first six months increased to $16,159 in 1996 from $8,114 in 1995. This increase of $8,045 is primarily due to more staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount and net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 and primarily due to the changes in oil and gas sales described above.

In May, 1996, the limited partners of the Company voted to liquidate the Company upon the sale of its remaining oil and gas properties. The pending sale of the Hanson acquisition was not consummated due to funding problems experienced by the potential buyer. The General Partner of the Company has continued to search for a suitable buyer of all of the Company's properties and anticipates final liquidation of the Company in the near future.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

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


                                           ENEX OIL & GAS INCOME
                                           PROGRAM II - 5, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                       By: /s/ R. E. Densford
                                               R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer




August 13, 1996                        By: /s/ James A. Klein
                                          -------------------
                                                James A. Klein
                                            Controller and Chief
                                             Accounting Officer