Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM II-5 L P
filed 1996-11-14
CIK 769501

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


           [X] QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                                  September 30,
ASSETS                                                                 1996
                                                              -----------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash                                                        $       42,798
  Accounts receivable - oil & gas sales                               13,028
  Other current assets                                                   508
                                                              ---------------

Total current assets                                                  56,334
                                                              ---------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities            4,120,286
  Less  accumulated depreciation and depletion                     4,049,697
                                                              ---------------

Property, net                                                         70,589
                                                              ---------------


TOTAL                                                         $      126,923
                                                              ===============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                           $       13,378
   Payable to general partner                                          2,729
                                                              ---------------

Total current liabilities                                             16,107
                                                              ---------------

PARTNERS' CAPITAL:
   Limited partners                                                  107,998
   General partner                                                     2,818
                                                              ---------------

Total partners' capital                                              110,816
                                                              ---------------

TOTAL                                                         $      126,923
                                                              ===============

Number of $500 Limited Partner units outstanding                      12,352



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

\NEX OIL & GAS INCOME PROGRAM II - 5, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------


(UNAUDITED)                          QUARTER ENDED                         NINE MONTHS ENDED
                               -------------------------------------    ----------------------------------------

                                September 30,        September 30,        September 30,         September 30,
                                    1996                  1995                 1996                  1995
                               ----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales             $       (2,950)    $         16,206     $         24,265     $           50,363
                               ----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation and depletion              (241)               4,629                4,843                 14,113
  Lease operating expenses               2,136                4,221                7,898                 16,105
  Production taxes                        (197)                 984                1,485                  2,820
  General and administrative             4,872                4,707               21,031                 12,821
                               ----------------    -----------------    -----------------    -------------------

Total expenses                           6,570               14,541               35,257                 45,859
                               ----------------    -----------------    -----------------    -------------------

INCOME (LOSS) FROM OPERATIONS           (9,520)               1,665              (10,992)                 4,504
                               ----------------    -----------------    -----------------    -------------------

OTHER INCOME:
  Gain from sale of property                 -                    -               35,486                      -
                               ----------------    -----------------    -----------------    -------------------

NET INCOME (LOSS)               $       (9,520)    $          1,665     $         24,494     $            4,504
                               ================    =================    =================    ===================



See accompanying notes to financial statements.
-------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM II - 5, L.P.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------

(UNAUDITED)
                                                         NINE MONTHS ENDED
                                                     ------------------------------------------

                                                        September 30,          September 30,
                                                             1996                  1995
                                                     -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $           24,494          $       4,504
                                                     -------------------    -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and depletion                                      4,843                 14,113
  Gain on sale of property                                      (35,486)                     -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                           5,471                (10,771)
  Other current assets                                              (18)                     -
(Decrease) in:
   Accounts payable                                                   0                 (2,759)
   Payable to general partner                                     1,780                 (2,537)
                                                     -------------------    -------------------

Total adjustments                                               (23,410)                (1,954)
                                                     -------------------    -------------------

Net cash provided by operating activities                         1,084                  2,550
                                                     -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits - development costs                177                   (203)
    Proceeds from sale of property                               35,486
                                                     -------------------    -------------------

Net cash provided (used) by investing activities                 35,663                   (203)
                                                     -------------------    -------------------

NET INCREASE IN CASH                                             36,747                  2,347

CASH AT BEGINNING OF YEAR                                         6,051                    687
                                                     -------------------    -------------------

CASH AT END OF PERIOD                                $           42,798          $       3,034
                                                     ===================    ===================


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


2. In May, 1996, the limited partners of the Company voted to liquidate the Company upon the sale of its remaining oil and gas properties. The pending sale of the Hanson acquisition was not consummated due to funding problems experienced by the potential buyer. The General Partner of the Company sought a suitable buyer of all of the Company's properties during 1996. In November 1996, the Company's final property was sold. Final distributions will be made to the limited partners in the near future.

3. Effective May 1, 1996, the Company sold its interests in the Newport acquisition for $35,486. A gain of $35,486 was recognized on the sale.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter decreased to a negative $2,950 in 1996 from $16,206 in 1995. This represents a decrease of $19,156 (118%). Oil sales decreased by $8,910 or 110%. Gas sales decreased by $10,246 or 126%. The negative oil and gas sales for the third quarter were primarily due to an over accrual for the second quarter of 1996, for properties that were sold during the third quarter but the sale was made effective May 1, 1996.

Lease operating expenses for the third quarter decreased to $2,136 in 1996 from $4,221 in 1995. The decrease of $2,085 (49%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to negative $241 in the third quarter of 1996 from $4,629 in the third quarter of 1995. This represents a decrease of $4,870 (105%). As noted above, an over accrual for the second quarter of 1996 decreased production volumes and the corresponding depletion expense.

In August 1996, but effective May 1, 1996, the Company sold its interests in the Newport acquisition for $35,486. A gain of $35,486 was recognized on the sale.

General and administrative expenses for the third quarter increased to $4,872 in 1996 from $4,707 in 1995. This increase of $165 is primarily due to more staff time being required to manage the Company's operations.


First Nine Months in 1995 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months decreased to $24,265 in 1996 from $50,363 in 1995. This represents a decrease of $26,098 (52%). Oil sales decreased by $21,767 or 65%. A 70% decrease in oil production decreased sales by $23,403. This decrease was partially offset by a 3% increase in the average oil sales price. Gas sales decreased by $4,331 or 25%. A 70% decrease in gas production, reduced gas sales by $8,378. This was partially offset by a 47% increase in the average gas sales price. The production decreases were primarily the result of the sale of the Newport acquisition effective May 1, 1996. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased to $7,898 in 1996 from $16,105 in 1995. The decrease of $8,207 (51%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $4,843 in the first nine months of 1996 from $14,113 in the first nine months of 1995. This represents a decrease of $9,270 (66%). The changes in production, noted above, reduced depreciation and depletion expense by $8,458. A

14% decrease in the depletion rate reduced depreciation and depletion expense by an additional $812. The rate decrease was primarily a result of upward revisions of the oil and gas reserves during December 1995.

Effective May 1, 1996, the Company sold its interests in the Newport acquisition for $35,486. A gain of $35,486 was recognized on the sale.

General and administrative expenses in the first nine months increased to $21,031 in 1996 from $12,821 in 1995. This increase of $8,210 is primarily due to more staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount and net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 and primarily due to the changes in oil and gas sales described above.

In May, 1996, the limited partners of the Company voted to liquidate the Company upon the sale of its remaining oil and gas properties. The pending sale of the Hanson acquisition was not consummated due to funding problems experienced by the potential buyer. The General Partner of the Company sought a suitable buyer of all of the Company's properties during 1996. In November 1996, the Company's final property was sold. Final distributions will be made to the limited partners in the near future.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                                 ENEX OIL & GAS INCOME
                                                 PROGRAM II - 5, L.P.
                                                     (Registrant)



                                             By:ENEX RESOURCES CORPORATION
                                                    General Partner



                                             By: /s/ R. E. Densford
                                                     R. E. Densford
                                               Vice President, Secretary
                                             Treasurer and Chief Financial
                                                        Officer




November 13, 1996                            By: /s/ James A. Klein
                                                -------------------
                                                      James A. Klein
                                                  Controller and Chief
                                                   Accounting Officer